Form 10-Q
period 1996-03-31
ANCHOR GLASS CONTAINER CORP
filed 1996-05-14
CIK 66032

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1996


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                       ANCHOR GLASS CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                              22-2452609
- -------------------------------        -----------           -------------------
(State or other jurisdiction of        Commission              (I.R.S. Employer
 incorporation or organization)        file number           Identification No.)



       One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL 33634-7513
       -----------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                                  813-884-0000
                                  ------------
              (Registrant's telephone number, including area code)


                                      None
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No    .
     ---      ---

Number of shares of common stock, $.10 par value, outstanding at May 10, 1996:
1 share (owned by parent - Container Holdings Corp., a Delaware corporation and a direct subsidiary of Vitro, Sociedad Anonima). All voting stock of the Registrant is held by an affiliate of the Registrant.


                                    1 of 17

                       ANCHOR GLASS CONTAINER CORPORATION


                                   FORM 10-Q


                      For the Quarter Ended March 31, 1996


                                     INDEX

                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION



     Item 1.  Financial Statements:

              Independent Accountants' Report                                  3

              Condensed Consolidated Statements of Operations -
                 Three Months Ended March 31, 1996 and 1995                    4

              Condensed Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995                          5

              Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1996 and 1995                    6

              Notes to Condensed Consolidated Financial Statements             7

     Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                11


PART II - OTHER INFORMATION                                                   16

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Anchor Glass Container Corporation
Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Anchor Glass Container Corporation and subsidiaries (the "Company") as of March 31, 1996, and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the condensed consolidated financial statements, the Company is a wholly-owned subsidiary of Container Holdings Corp. which is a wholly-owned direct subsidiary of Vitro, Sociedad Anonima ("Vitro"), a limited liability corporation incorporated under the laws of the United Mexican States. Vitro has made a $40.0 million capital contribution to the Company during January of 1996 and a $10.0 million capital contribution during April of 1996 and has committed to make an additional capital contribution of $15.0 million on or before January 31, 1997, the timing of which will be determined by the liquidity needs of the Company. Additionally, Vitro intends to contribute up to $61.0 million of additional capital to satisfy the future liquidity needs of the Company.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1996, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning Vitro's contributions of additional capital to the Company. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Tampa, Florida
April 25, 1996

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       ANCHOR GLASS CONTAINER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

- ----------------------------------------------------------------------
                                          Three Months Ended March 31,
                                          ----------------------------
                                                  1996       1995
- ----------------------------------------------------------------------
Net sales                                       $200,908   $247,598

Costs and expenses:
  Cost of products sold                          201,729    232,290
  Selling and administrative expenses             10,696     11,700
  Restructuring charges                           49,973     10,267

- ----------------------------------------------------------------------

Loss from operations                             (61,490)    (6,659)

Other expense, net                                  (993)      (562)
Interest expense                                 (14,323)   (14,254)
                                                --------   --------

Loss before extraordinary item                   (76,806)   (21,475)
Extraordinary item - write-off of
   deferred financing fees                        (2,336)         -
                                                --------   --------

Net loss                                        $(79,142)  $(21,475)
                                                ========   ========

- ----------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                  March 31,      December 31,
                                                    1996             1995
                                                 (Unaudited)
- -----------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and equivalents                            $    4,216      $   18,315
  Accounts receivable, net                            79,138          40,965
  Inventories:
    Raw materials and manufacturing supplies          38,764          39,036
    Semi-finished and finished products              144,610         141,538
  Other current assets                                19,605          14,982
                                                  ----------      ----------
      Total current assets                           286,333         254,836

  Property, plant and equipment, net                 370,304         398,847
  Other assets                                        42,503          38,742
  Intangible pension asset                            21,773          21,773
  Deferred taxes                                       1,468           2,367
  Investment in joint venture                         25,781          20,631
  Excess of cost over fair value of net assets
      acquired                                       467,672         471,152
                                                  ----------      ----------
                                                  $1,215,834      $1,208,348
                                                  ==========      ==========

- -----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Credit Facility advances                        $   40,365      $    3,000
  Current maturities of long-term debt                 1,768           1,770
  Accounts payable                                    68,096          74,120
  Accrued expenses                                    40,223          32,648
  Accrued interest                                    10,203          11,246
Accrued compensation and employee benefits            55,693          55,869
                                                  ----------      ----------
      Total current liabilities                      216,348         178,653

Long-term debt                                       552,703         552,680
Pension liabilities                                   66,163          68,260
Other long-term liabilities                          130,159         119,152
                                                  ----------      ----------
      Total long-term liabilities                    749,025         740,092

Commitments and contingencies                              -               -

Stockholder's equity:
  Common stock - $.10 par value                            -               -
  Capital in excess of par value                     523,816         483,816
  Accumulated deficit                               (246,515)       (167,373)
  Amount related to minimum pension liability        (26,840)        (26,840)
                                                  ----------      ----------
      Total stockholder's equity                     250,461         289,603
                                                  ----------      ----------
                                                  $1,215,834      $1,208,348
                                                  ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


- -------------------------------------------------------------------------
                                             Three Months Ended March 31,
                                             ----------------------------
                                                     1996       1995
- -------------------------------------------------------------------------
Cash flows from operating activities:
  Loss before extraordinary item                   $(76,806)  $(21,475)
  Adjustments to reconcile loss before
    extraordinary item to net cash used in
    operating activities:
      Restructuring charges                          49,973     10,267
      Depreciation and amortization                  25,548     26,964
      Other                                             199        168
      Decrease in cash resulting
        from changes in assets and liabilities      (59,472)   (30,217)
                                                   --------   --------
                                                    (60,558)   (14,293)

- -------------------------------------------------------------------------

Cash flows from investing activities:
  Expenditures for property, plant
    and equipment                                   (15,304)   (20,634)
  Investment in joint venture                        (6,015)         -
  Proceeds from sales of property, plant and
    equipment                                           548          6
  Other                                              (2,316)    (1,044)
                                                   --------   --------
                                                    (23,087)   (21,672)

- -------------------------------------------------------------------------

Cash flows from financing activities:
  Capital contributions from Vitro, S.A.             40,000     50,000
  Net draws (repayments) on Credit Facility          37,365    (10,000)
  Principal payments on long-term debt              (80,012)      (102)
  Proceeds from issuance of long-term debt           80,000          -
  Other                                              (7,807)      (400)
                                                   --------   --------
                                                     69,546     39,498

- -------------------------------------------------------------------------

Cash and equivalents:
  Increase (decrease) in net cash position          (14,099)     3,533
  Balance, beginning of year                         18,315     14,187
                                                   --------   --------
  Balance, end of period                           $  4,216   $ 17,720
                                                   ========   ========

- -------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Interest payments, net                           $ 15,366   $  6,725
                                                   ========   ========
  Income tax payments (refunds), net               $   (107)  $    (95)
                                                   ========   ========
- -------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


NOTE 1 - MANAGEMENT'S RESPONSIBILITY


In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements of Anchor Glass Container Corporation (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.


NOTE 2 - LONG-TERM DEBT


Effective January 12, 1996, the Company and the holders of the Senior Secured Notes entered into a Noteholder Restructuring Agreement which provides for, among other things, consent by the holders to the replacement of the then current Credit Agreement with a new $130,000 credit facility and waiver by the holders to identified defaults or events of default existing on the effective date or which may occur during the waiver period which expires not later than January 31, 1998. The restructuring period is defined as the period between the effective date and the termination date, which will occur no later than June 30, 1998 (the "Restructuring Period"). The following events occurred in connection with the effectiveness of the Noteholder Restructuring Agreement:


- -    execution of the $130,000 New Senior Credit Facility

- -    mandatory prepayment on January 12, 1996 of the aggregate principal amount of the Senior Secured Notes as follows:

        Series A $12,160; Series B $64,640 and Series C $3,200;

- -    payment of a restructuring fee of 1.75% of the principal amount of the consenting noteholders' Senior Secured Notes outstanding prior to giving effect to the prepayments above, approximately $4,100, and

- -    $40,000 cash capital contribution from Vitro and a commitment from Vitro to contribute an additional $25,000 on or before January 31, 1997, the timing of which is to be determined by the liquidity needs of the Company. Of this committed amount, the Company received $10,000 cash from Vitro in April 1996. Additionally, Vitro intends to contribute up to $61,000 of additional capital during the Restructuring Period (defined to terminate no later than June 30, 1998) to satisfy future liquidity needs of the Company.

Compliance with the financial maintenance tests as defined in the amendments to the Note Purchase Agreement, including fixed charge coverage, net worth, current ratio and debt to equity has been waived through the period ending January 31, 1998. However, the Company must maintain capital expenditures and net worth in amounts not less than that defined in the Noteholder Restructuring Agreement.

During the Restructuring Period, the Series A Notes and Series C Notes bear a floating rate of interest at the one-month LIBOR rate, as defined, plus 2.0%. The interest rate is adjusted monthly. Interest on the Series B Notes is fixed at 9.91% per annum. Interest during the Restructuring Period is payable on the 15th of each month.

Effective January 12, 1996, and concurrent with the Noteholder Restructuring Agreement, the Company entered into a Loan Agreement with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent, to provide for a $130,000 senior secured revolving credit facility (the "New Senior Credit Facility"). $80,000 of proceeds from the New Senior Credit Facility were used at closing to make the mandatory prepayment of certain payments of the Senior Secured Notes originally scheduled to be made in July 1996 and July 1997 and the remaining $50,000 is being used to finance working capital and other general corporate purposes. The $80,000 of borrowings under the New Senior Credit Facility, used to fund the mandatory prepayment of $80,000 of Senior Secured Notes on January 12, 1996 is recorded as a long-term liability reflecting the refinancing that took place on January 12, 1996 and is scheduled for repayment in 1998 at the expiration of the New Senior Credit Facility. Borrowings under the $50,000 portion of the New Senior Credit Facility are classified as a short-term liability. Advances outstanding at any one time are not to exceed an amount equal to the Borrowing Base, consisting of accounts receivable and finished product inventory, as defined in the New Senior Credit Facility. Interest, at prime plus 1.125%, as defined, is payable monthly. A commitment fee of .5% of the unused portion of the New Senior Credit Facility is payable monthly. The New Senior Credit Facility expires June 30, 1998.

In April 1996, Vitro renewed the $20,000 letter of credit facility provided on behalf of the Company. This facility currently expires in April 1997.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

In January 1996, formal plans were approved to further restructure certain of the Company's operations to respond to the continued decline in the industry sales volume combined with the loss of a significant portion of the business of the Company's largest customer. A restructuring charge of approximately $50,000 has been recorded in the 1996 first quarter Statement of Operations for the closure of the Cliffwood, New Jersey plant and other restructuring obligations.

The Company previously announced the closure of one additional furnace as part of this plan; however, based on current business conditions the 1996 restructuring plan does not include a furnace closure and the restructuring charge has been reduced accordingly.

A summary of activity related to the Company's 1996 and 1995 restructuring plans follows:

                                                                      Amount Charged
                                                                    Against Liability
                                                   Restructuring          as of
                                                     Liability        March 31, 1996
                                                  --------------    -----------------
1996 RESTRUCTURING PLAN
- -----------------------
Plant shutdown costs, including severance
  costs and pension curtailment losses                $25,100            $ 5,400
Writedown of certain manufacturing assets to
  net realizable value                                 24,900                  -


1995 RESTRUCTURING PLAN
- -----------------------
Plant shutdown costs, including severance
  costs and pension curtailment losses                 39,200             30,700
Writedown of certain manufacturing assets to
  net realizable value                                 36,600                  -
Writedown of previously shutdown
  manufacturing facilities to net realizable
  value                                                14,000                  -

In January 1996, Vitro and the Company commenced plans to focus on operational integration and streamlining of Vitro's glass container operations composed of Vitro Envases (Vitro's Mexican, South and Central American glass container operation), Vitro Packaging, Inc. (Vitro Envases' U.S. trading company) and the Company. These integration activities are expected to include the realization of synergies from the combination of production, purchasing and administrative expenses across the three companies which could result in significant cost savings. Inclusive in this plan is the Company's and Vitro's review of combining certain of the operations and businesses of the Company and Vitro Packaging. These integration activities are intended to ultimately create a more cohesive international strategy that will provide the Company's customers with centralized operations throughout the Americas. It is the intent of Vitro and the Company to integrate certain of the Company's operations and administrative activities and not to legally merge with Vitro Envases. As an example of the impact of this strategy, the Company announced in January 1996 a long-term supply agreement among Bacardi, the Company and Vitro Envases.


NOTE 4 - CAPITAL CONTRIBUTION

As a condition of closing to the Noteholder Restructuring Agreement, as discussed in Note 2, in January 1996, the Company received a $40,000 cash capital contribution from Vitro and received a commitment from Vitro to contribute an additional $25,000 on or before January 31, 1997, the timing of which is to be determined by the liquidity needs of the Company. Of this committed amount, the Company received

$10,000 cash from Vitro in April 1996. Additionally, Vitro intends to contribute up to $61,000 of additional capital during the Restructuring Period (which terminates no later than June 30, 1998) to satisfy future liquidity needs of the Company.

NOTE 5 - ADOPTION OF SFAS 121

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that certain long-lived assets and intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

The loss from operations for the quarter ended March 31, 1996 was $61.5 million compared to $6.7 million for the same period of 1995. The net loss recorded in first quarter 1996 was $79.1 million compared to a net loss of $21.5 million for the same period of 1995. Included in the 1996 and 1995 results were first quarter charges of $50.0 million and $10.3 million, respectively, for the Company's 1996 and 1995 restructuring programs.

The Company's first quarter operating results continue to be negatively impacted by industry-wide volume declines. Net sales for the first quarter decreased 18.9% compared to the 1995 first quarter, on a volume decline of approximately 14%, primarily in the iced tea, beer and soft drink markets. The softness in overall industry volume shipments has led to severe competitive pricing pressures, negatively impacting operating margins. In accordance with its restructuring plans, the Company closed its Cliffwood, New Jersey plant in January 1996, and closed its Waukegan, Illinois, Los Angeles, California and Keyser, West Virginia plants in 1995.

As a result of the current highly competitive environment, the Company has been informed by its largest customer, Anheuser-Busch, (which accounted for approximately 24% of the Company's sales in 1995), that the Company's 1996 volume allocation will be reduced by approximately 50%. Such a reduction will negatively impact the Company's 1996 total volume. However, the Company expects to replace at least a portion of this volume with new business.

   NET SALES

Net sales for the first quarter of 1996 were $200.9 million, a decrease of 18.9% compared to $247.6 million for the comparable period of 1995. The decrease in net sales principally reflects the softening in 1996 of the year-to-year demand for glass containers in the iced tea and beer segments and year-to-year reduction of unit shipments in the soft drink segment, as discussed above. The softness in demand has resulted in increased competition for market share and lower pricing trends. In addition, as described above, Anheuser-Busch has significantly reduced its purchases from the Company.

   COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 100.4% for the first quarter of 1996 compared to 93.8% for the same period of 1995. This increase principally reflects the impact of reduced shipping volumes and lower pricing trends, as described above. Additionally, the Company's gross profit margin was negatively impacted by cost increases in certain raw materials. Partially offsetting this increase is the impact of the Company's strategic initiatives and cost savings derived from the Company's restructuring plan and re-engineering program.

   SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses declined $1.0 million, or 8.6%, in 1996 compared to 1995. This decrease principally reflects lower personnel and fringe benefit costs as a result of headcount reductions associated with the Company's re-engineering and cost reduction programs.

   RESTRUCTURING AND OTHER CHARGES

In January 1996, formal plans were approved to further restructure certain of the Company's operations to respond to the continued decline in the industry sales volume combined with the loss of a significant portion of the business of the Company's largest customer. A restructuring charge of approximately $50,000 has been recorded in the 1996 first quarter Statement of Operations for the closure of the Cliffwood, New Jersey plant and other restructuring obligations.

In January 1996, Vitro and the Company commenced plans to focus on operational integration and streamlining of Vitro's glass container operations composed of Vitro Envases (Vitro's Mexican, South and Central American glass container operation), Vitro Packaging, Inc. (Vitro Envases' U.S. trading company) and the Company. These integration activities are expected to include the realization of synergies from the combination of production, purchasing and administrative expenses across the three companies which could result in significant cost savings. Inclusive in this plan is the Company's and Vitro's review of combining certain of the operations and businesses of the Company and Vitro Packaging. These integration activities are intended to ultimately create a more cohesive international strategy that will provide the Company's customers with centralized operations throughout the Americas. It is the intent of Vitro and the Company to integrate certain of the Company's operations and administrative activities and not to legally merge with Vitro Envases. As an example of the impact of this strategy, the Company announced in January 1996 a long-term supply agreement among Bacardi, the Company and Vitro Envases.


   INTEREST EXPENSE, NET

Interest expense was $14.3 million for the three months ended March 31, 1996 and 1995, respectively.

   LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1996, operating activities consumed $60.6 million in cash compared to $14.3 million in the first quarter of 1995. This increase in cash consumed principally reflects the decrease in earnings and the changes in working capital items during the periods compared.

Capital expenditures in 1996 were $15.3 million compared to $20.6 million in 1995. In addition, in 1996 the Company invested approximately $6.0 million in the joint venture with Coors Brewing Company ("Coors"). Capital expenditures in 1996 are expected to be in the range of $65 million to $75 million, plus approximately $25 million related to the joint venture with Coors. Additionally, the Company estimates that its pension plan expense for calendar year 1996 will approximate $15 million and its pension funding in excess of plan expense for calendar year 1996 will approximate $25 million resulting in total 1996 pension funding requirements of approximately $40 million. These expenditures are expected to be funded with cash generated from operations, proceeds from asset sales, additional borrowings under the New Senior Credit Facility and capital contributions from Vitro.

Cash flows from financing activities for the quarters ended March 31, 1996 and 1995 were $69.5 million and $39.5 million, respectively. The 1996 cash flows from financing activities principally reflects a $40.0 million capital contribution received from Vitro in January 1996 and borrowings under the New Senior Credit Facility (discussed below).

Effective January 12, 1996, the Company and the holders of the Senior Secured Notes entered into a Noteholder Restructuring Agreement which provides for, among other things, consent by the holders to the replacement of the then current Credit Agreement with a new $130 million credit facility and waiver by the holders to identified defaults or events of default existing on the effective date or which may occur during the waiver period which expires not later than January 31, 1998. As a condition to closing, the Company made a mandatory prepayment of $80 million of Senior Secured Notes, received a $40 million cash capital contribution from Vitro and received a commitment from Vitro to contribute an additional $25 million on or before January 31, 1997, the timing of which is to be determined by the liquidity needs of the Company. Of this committed amount, the Company received $10 million cash from Vitro in April 1996. Additionally, Vitro intends to contribute up to $61 million of additional capital during the Restructuring Period (defined to terminate no later than June 30, 1998) to satisfy future liquidity needs of the Company.

Effective January 12, 1996, and concurrent with the Noteholder Restructuring Agreement, the Company entered into a Loan Agreement with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent, to provide for a $130 million senior secured revolving credit facility (the "New Senior Credit Facility"). $80 million of proceeds from the New Senior Credit Facility were used at closing to make the mandatory prepayment of certain payments of the Senior Secured Notes originally scheduled to be made in July 1996 and July 1997 and the remaining $50 million is being used to finance working capital and other general corporate purposes. The $80 million of borrowings under the New Senior Credit Facility used to fund the mandatory prepayment of $80 million of Senior Secured Notes on January 12, 1996 is recorded as a long-term liability reflecting the refinancing that took place on January 12, 1996 and is scheduled for repayment in 1998 at the expiration of the New Senior Credit Facility. Borrowings under the $50 million portion of the New Senior Credit Facility are classified as a short-term liability. Advances outstanding at any one time are not to exceed an amount equal to the Borrowing Base, consisting of accounts receivable and finished product inventory, as defined in the New Senior Credit Facility. At March 31, 1996, advances outstanding under the New Senior Credit Facility were approximately $118 million. Interest, at prime plus 1.125%, as defined, is payable monthly. A commitment fee of

 .5% of the unused portion of the New Senior Credit Facility is payable monthly. The New Senior Credit Facility expires June 30, 1998.

The agreements relating to the Company's outstanding debt include various covenants that restrict its ability to incur additional indebtedness, sell or transfer assets, make investments, enter into transactions with or make distributions to affiliates and pay dividends or make other distributions in respect of its capital stock, as well as require it to meet various financial maintenance tests. The most restrictive financial maintenance tests are contained in the agreements covering the Company's Senior Secured Notes and the New Senior Credit Facility. Effective with the Noteholder Restructuring Agreement, the holders of the Senior Secured Notes waived compliance with the financial maintenance covenants through the waiver period, which expires not later than January 31, 1998. However, the Company must maintain capital expenditures and net worth in amounts not less than those defined in the Noteholder Restructuring Agreement.

The Company's principal sources of liquidity through 1996 are expected to be funds derived from operations, additional borrowings under the New Senior Credit Facility, proceeds from asset sales and capital contributions from Vitro. As discussed in Notes 2 and 4 of Notes to Condensed Consolidated Financial Statements, the Company received at the closing of the Noteholder Restructuring Agreement, a $40 million cash capital contribution from Vitro and a commitment from Vitro to contribute an additional $25 million on or before January 31, 1997, the timing of which is to be determined by the liquidity needs of the Company. Of this committed amount, the Company received $10 million cash from Vitro in April 1996. Additionally, Vitro intends to contribute up to $61 million of additional capital during the Restructuring Period (defined to terminate no later than June 30, 1998) to satisfy future liquidity needs of the Company.

   IMPACT OF INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels since the Company's formation in 1983, the Company has generally been unable, since the end of 1991, to fully pass on inflationary cost increases as a result of competitive pricing pressures. During 1996, these competitive pricing pressures have resulted in decreased prices to customers which has negatively impacted the Company's operating results.

   SEASONALITY

Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is typically highest in the second and third quarters. Consequently, the Company historically builds inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. However, in the second and third quarters of 1995, industry shipments declined significantly, resulting in lower net sales and increased inventory levels, as compared to normal seasonal levels. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters, with the most significant impact typically occurring in the first quarter.

                          PART II - OTHER INFORMATION

Item 5.  Other Information


                None



Item 6.  Exhibits and Reports on Form 8-K


       a.   Exhibits


                EX 27 - Financial Data Schedule (for SEC use only)

       b.   Reports on Form 8-K


                During the quarter for which this report is filed, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ANCHOR GLASS CONTAINER CORPORATION





Date:  May 10, 1996                          /s/ Mark A. Kirk
                                             -----------------------------------
                                             Mark A. Kirk, Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer and Duly
                                             Authorized Officer)