Form 10-Q
period 1996-06-30
ANCHOR GLASS CONTAINER CORP
filed 1996-08-14
CIK 66032

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


                        SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1996


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       ANCHOR GLASS CONTAINER CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         22-2452609
- -----------------------------------     -------------     ---------------------
   (State or other jurisdiction of        Commission         (I.R.S. Employer
  incorporation or organization)         file number        Identification No.)


       One Anchor Plaza, 4343 Anchor Plaza Parkway, Tampa, FL 33634-7513
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


                                  813-884-0000
                                  ------------
              (Registrant's telephone number, including area code)


                                      None
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No     .
     ---      ----

Number of shares of common stock, $.10 par value, outstanding at August 13, 1996: 1 share (owned by parent - Container Holdings Corp., a Delaware corporation and a direct subsidiary of Vitro, Sociedad Anonima). All voting stock of the Registrant is held by an affiliate of the Registrant.





                                    1 of 17

                      ANCHOR GLASS CONTAINER CORPORATION


                                  FORM 10-Q


                     For the Quarter Ended June 30, 1996


                                    INDEX


       No.                                                        Page
       ---                                                        ----
       PART I - FINANCIAL INFORMATION

             Item 1.  Financial Statements:

             Independent Accountants' Report                        3

             Condensed Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1996 and 1995    4

             Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995                  5

             Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995              6

             Notes to Condensed Consolidated Financial Statements   7

             Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                              11


         PART II - OTHER INFORMATION                               16

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Anchor Glass Container Corporation
Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Anchor Glass Container Corporation and subsidiaries (the "Company") as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the condensed consolidated financial statements, certain conditions including continuing unfavorable operating results and liquidity needs of the Company raise substantial doubt about its ability to continue as a going concern. Management's Plans in regard to these matters are also described in
Note 2 to the condensed consolidated financial statements.

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



DELOITTE & TOUCHE LLP
Tampa, Florida
August 13, 1996

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                       ANCHOR GLASS CONTAINER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



- ----------------------------------------------------------------------------------------
                                           Six Months Ended         Three Months Ended
                                                June 30,                 June 30,
                                        ----------------------     ---------------------
                                           1996         1995         1996         1995
- ----------------------------------------------------------------------------------------
Net sales                               $ 428,921     $502,285     $228,013     $254,687

Costs and expenses:
 Cost of products sold                    422,974      462,401      221,245      230,111
 Selling and administrative expenses       20,614       23,506        9,918       11,806
 Restructuring charges                     49,973       10,267          -            -

- ----------------------------------------------------------------------------------------
Income (loss) from operations             (64,640)       6,111       (3,150)      12,770

Other income (expense), net                  (372)      (1,436)         621         (874)

Interest expense                          (29,107)     (28,603)     (14,784)     (14,349)
                                        ---------     --------     --------     --------

Loss before extraordinary item            (94,119)     (23,928)     (17,313)      (2,453)

Extraordinary item - write-off
 of deferred financing fees                (2,336)        -            -            -
                                        ---------     --------     --------     --------

Net loss                                $ (96,455)    $(23,928)    $(17,313)    $ (2,453)
                                        =========     ========     ========     ========
- ----------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


- --------------------------------------------------------------------------------
                                                     June 30,
                                                       1996         December 31,
                                                   (Unaudited)         1995
- --------------------------------------------------------------------------------
  ASSETS

  Current assets:
    Cash and equivalents                            $    7,615      $   18,315
    Accounts receivable, net                            82,841          40,965
    Inventories:
      Raw materials and manufacturing supplies          37,805          39,036
      Semi-finished and finished products              135,763         141,538
    Other current assets                                19,175          14,982
                                                    ----------      ----------
         Total current assets                          283,199         254,836

  Property, plant and equipment, net                   357,508         398,847
  Other assets                                          58,150          38,742
  Intangible pension asset                              21,773          21,773
  Deferred taxes                                         1,468           2,367
  Investment in joint venture                           32,472          20,631
  Excess of cost over fair value of net assets
         acquired                                      464,192         471,152
                                                    ----------      ----------
                                                    $1,218,762      $1,208,348
                                                    ==========      ==========
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
    Credit Facility advances                         $  32,127      $    3,000
    Current maturities of long-term debt                 1,769           1,770
    Accounts payable                                    73,346          74,120
    Accrued expenses                                    43,597          32,648
    Accrued interest                                     7,770          11,246
    Accrued compensation and employee benefits          56,976          55,869
                                                    ----------      ----------
         Total current liabilities                     215,585         178,653

  Long-term debt                                       550,204         552,680
  Pension liabilities                                   62,521          68,260
  Other long-term liabilities                          122,820         119,152
                                                    ----------      ----------
         Total long-term liabilities                   735,545         740,092

  Commitments and contingencies                           -               -

  Stockholder's equity:
   Common stock - $.10 par value                          -               -
   Capital in excess of par value                      558,300         483,816
   Accumulated deficit                                (263,828)       (167,373)
   Amount related to minimum pension liability         (26,840)        (26,840)
                                                    ----------      ----------
         Total stockholder's equity                    267,632         289,603
                                                    ----------      ----------
                                                    $1,218,762      $1,208,348
                                                    ==========      ==========
- ------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

- -------------------------------------------------------------------------------
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1996            1995
- -------------------------------------------------------------------------------
       Cash flows from operating activities:
        Loss before extraordinary item               $ (94,119)       $ (23,928)
        Adjustments to reconcile loss before
          extraordinary item to net cash used in
          operating activities:
           Restructuring charges                        49,973           10,267
           Depreciation and amortization                50,238           52,373
           Other                                           557              281
           Decrease in cash resulting
             from changes in assets and liabilities    (66,549)         (57,631)
                                                     ---------        ---------
                                                       (59,900)         (18,638)

- -------------------------------------------------------------------------------
       Cash flows from investing activities:
         Expenditures for property, plant
             and equipment                             (25,578)         (35,777)
         Investment in joint venture                   (13,569)            -
         Proceeds from sales of property, plant and
             equipment                                   3,715                6
         Other                                          (8,566)          (3,593)
                                                     ---------         --------
                                                       (43,998)         (39,364)

- -------------------------------------------------------------------------------
       Cash flows from financing activities:
         Capital contribution from Vitro, S.A.          74,484           50,000
         Net draws (repayments) on Credit Facility      29,127           10,000
         Principal payments on long-term debt          (82,546)            (227)
         Proceeds from issuance of long-term debt       80,000             -
         Other                                          (7,867)            (401)
                                                      --------         --------
                                                        93,198           59,372

- -------------------------------------------------------------------------------
       Cash and equivalents:
         Increase (decrease) in net cash position      (10,700)          1,370
         Balance, beginning of year                     18,315          14,187
                                                      --------         -------
         Balance, end of period                       $  7,615         $15,557
                                                      ========         =======

- ------------------------------------------------------------------------------
       Supplemental disclosure of cash flow information:
         Interest payments, net                       $ 32,583         $28,806
                                                      ========         =======
         Income tax payments (refunds), net           $   (170)        $  (100)
                                                      ========         =======

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


NOTE 1 - MANAGEMENT'S RESPONSIBILITY

In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments (consisting, other than the restructuring charge and the extraordinary item, of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The Company is a wholly-owned subsidiary of Container Holdings Corp. which is a wholly-owned subsidiary of Vitro, Sociedad Anonima ("Vitro"), a limited liability corporation incorporated under the laws of the United Mexican States. Vitro has informed the Company that it has reviewed a number of strategic alternatives relating to its investment in the Company in light of the unfavorable operating results and liquidity needs of the Company. As a result of its review of strategic alternatives, Vitro solicited offers to purchase the Company and received proposals from three prospective purchasers. After evaluating the proposals, discussions with two prospective purchasers were commenced. As of August 13, 1996, Vitro and the Company are continuing such discussions. It is expected that the completion of the sale of the Company, as well as other alternatives, would require a restructuring of the Company's existing indebtedness, with the holders of the Company's publicly-traded unsecured notes and debentures receiving significantly less than the face amount of such securities.

The Company's debt service, capital expenditures, pension and other obligations are very substantial. Without additional contributions from Vitro, the Company will not be able to meet, from its own resources, its liabilities as they arise. The Company's ability to continue as a going concern with its current scope of operations is critically dependent on additional funding from Vitro. Vitro has informed the Company that it currently intends to continue to support the Company's liquidity needs as long as Vitro believes that it is appropriate to continue the sale process described in the preceding paragraph.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments related to the recoverability and classification of reported asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - LONG-TERM DEBT

Effective January 12, 1996, the Company and the holders of the Senior Secured Notes entered into a Noteholder Restructuring Agreement which provides for, among other things, consent by the holders to the replacement of the then current Credit Agreement with a new $130,000 credit facility and waiver by the holders of identified defaults or events of default existing on the effective date or which may occur during the waiver period which expires not later than January 31, 1998. As a condition to closing, the Company made a mandatory prepayment of $80,000 of Senior Secured Notes, received a $40,000 cash capital contribution from Vitro and received a commitment from Vitro to contribute an additional $25,000 on or before January 31, 1997. Additionally, Vitro, at that time, indicated its intention to contribute up to $61,000 of additional capital during the Restructuring Period (defined to terminate no later than June 30, 1998). As of August 13, 1996, the Company has received total capital contributions of $89,500, satisfying Vitro's obligation to fund $65,000 prior to January 31, 1997 and contributing $24,500 of additional capital beyond the initially committed amount. As a result of the proposed sale of the Company described in Note 2 above, Vitro has informed the Company that it currently intends to continue to support the Company's liquidity needs as long as Vitro believes that it is appropriate to continue the sale process.

During the Restructuring Period, the Series A and Series C Senior Secured Notes bear a floating rate of interest at the one-month LIBOR rate, as defined, plus 2.0%. The interest rate is adjusted monthly. Interest on the Series B Notes is fixed at 9.91% per annum. Interest during the Restructuring Period is payable on the 15th of each month.

Effective January 12, 1996, and concurrent with the Noteholder Restructuring Agreement, the Company entered into a Loan Agreement with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent, to provide for a $130,000 senior secured revolving credit facility (the "New Senior Credit Facility"). $80,000 of proceeds from the New Senior Credit Facility were used at closing to make the mandatory prepayment of certain payments of the Senior Secured Notes originally scheduled to be made in July 1996 and July 1997 and the remaining $50,000 is being used to finance working capital and other general corporate requirements. The $80,000 of borrowings under the New Senior Credit Facility, used to fund the mandatory prepayment of $80,000 of Senior Secured Notes on January 12, 1996, is recorded as a long-term liability reflecting the refinancing that took place on January 12, 1996 and is scheduled for repayment in 1998 at the expiration of the New Senior Credit Facility. Advances outstanding at any one time are not to exceed an amount equal to the Borrowing Base, consisting of accounts receivable and finished product inventory, as defined in the New Senior Credit Facility. Interest, at prime plus 1.125%, as defined, is payable monthly. A commitment fee of .5% of the unused portion of the New Senior Credit Facility is payable monthly. The New Senior Credit Facility expires on June 30, 1998.

The agreements relating to the Company's outstanding debt include various covenants that restrict its ability to incur additional indebtedness, sell or transfer assets, make investments, enter into transactions with or make distributions to affiliates and pay dividends or make other distributions in respect of its capital stock, as well as require it to meet various financial maintenance tests. The most restrictive financial maintenance tests are contained in the agreements covering the Company's Senior Secured Notes and the New Senior Credit Facility. Effective with the Noteholder Restructuring Agreement, the holders of the Senior Secured Notes waived compliance with the financial maintenance covenants through January 31, 1998. However, the Company must maintain capital expenditures and net worth in amounts not less than that defined in the Noteholder Restructuring Agreement.

In April 1996, Vitro renewed the $20,000 letter of credit facility provided on behalf of the Company. This facility currently expires in April 1997.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

In January 1996, formal plans were approved to further restructure certain of the Company's operations to respond to the continued decline in the industry sales volume combined with the loss of a significant portion of the business of the Company's largest customer. A restructuring charge of approximately $50,000 was recorded in the 1996 first quarter Statement of Operations for the closure of the Cliffwood, New Jersey plant and other restructuring obligations.

The Company previously announced the closure of one additional furnace as part of this plan; however, based on current business conditions, the 1996 restructuring plan does not include a furnace closure and the restructuring charge has been revised accordingly. A summary of activity related to the Company's 1996 and 1995 restructuring plans follows:

                                                                               Amount Charged
                                                                              Against Liability
                                                           Restructuring            as of
                                                             Liability          June 30, 1996
                                                             ---------          -------------
1996 RESTRUCTURING PLAN

Plant shutdown costs, including severance
  costs and pension curtailment losses                       $25,100               10,100
Writedown of certain manufacturing assets to
  net realizable value                                        24,900                 -

1995 RESTRUCTURING PLAN

Plant shutdown costs, including severance
  costs and pension curtailment losses                        39,200               32,100
Writedown of certain manufacturing assets to
  net realizable value                                        36,600                5,200
Writedown of previously shutdown
  manufacturing facilities to net realizable value            14,000                  500

In January 1996, Vitro and the Company commenced plans to focus on operationally integrating and streamlining the glass container operations of Vitro Envases (Vitro's Mexican, South and Central American glass container operation), Vitro Packaging, Inc. (Vitro Envases' U.S. trading company) and the
Company.   However, if the discusions described in Note 2 above result in the sale of the Company, the glass container operations of Vitro and the Company are not expected to have any significant on-going relationship. In any event, Vitro and the Company have functioned and will continue to function as separate legal entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

The effect of the highly competitive glass container market has negatively impacted operating margins and cash flows of the Company. Vitro has informed the Company that it has reviewed a number of strategic alternatives relating to its investment in the Company in light of the unfavorable operating results and liquidity needs of the Company. As a result of its review of strategic alternatives, Vitro solicited offers to purchase the Company and received proposals from three prospective purchasers. After evaluating the proposals, discussions with two prospective purchasers were commenced. As of August 13, 1996, Vitro and the Company are continuing such discussions. It is expected that the completion of the sale of the Company, as well as other alternatives, would require a restructuring of the Company's existing indebtedness, with the holders of the Company's publicly-traded unsecured notes and debentures receiving significantly less than the face amount of such securities.

In the six months ended June 30, 1996, operating activities consumed $59.9 million in cash compared to $18.6 million in the corresponding period of 1995. This increase in cash consumed principally reflects the increase in losses and the changes in working capital items during the periods compared.

Capital expenditures in the first six months of 1996 were $25.6 million compared to $35.8 million during the same period of 1995. In addition, in 1996, the Company invested approximately $13.6 million in the joint venture with Coors Brewing Company ("Coors"). Capital expenditures in 1996 are expected to approximate $65 million, plus approximately $25 million related to the joint venture with Coors. Additionally, the Company estimates that its pension plan expense for calendar year 1996 will approximate $12 million and its pension funding in excess of plan expense for calendar year 1996 will approximate $21 million resulting in total 1996 pension funding requirements of approximately $33 million, of which $16.4 million has been provided to date. The Company's principal sources of liquidity for these and other significant expenditures (including debt service) are expected to be funded with cash generated from operations, borrowings under the New Senior Credit Facility and capital contributions from Vitro. Absent further capital contributions from Vitro, the Company's sources to fund these expenditures will not be sufficient to satisfy its liquidity requirements. Vitro has informed the Company that it currently intends to continue to support the Company's liquidity needs as long as Vitro believes that it is appropriate to continue the sale process described above. The Company's ability to continue as a going concern with its current scope of operations is critically dependent on additional funding from Vitro.

Cash flows from financing activities for the six months ended June 30, 1996 and 1995 were $93.2 million and $59.4 million, respectively. The 1996 cash flows from financing activities principally reflects a $74.5 million capital contribution received from Vitro and borrowings under the New Senior Credit Facility (discussed below).

Effective January 12, 1996, the Company and the holders of the Senior Secured Notes entered into a Noteholder Restructuring Agreement which provides for, among other things, consent by the holders to the replacement of the then current Credit Agreement with a new $130 million credit facility and waiver by the holders of identified defaults or events of default existing on the effective date or which may occur during the waiver period which expires not later than January 31, 1998. As a condition to closing, the Company made a mandatory prepayment of $80 million of Senior Secured Notes, received a $40 million cash capital contribution from Vitro and received a commitment from Vitro to contribute an additional $25 million on or before January 31, 1997. Additionally, Vitro, at that time, indicated its intention to contribute up to $61 million of additional capital during the Restructuring Period (defined to terminate no later than June 30, 1998). As of August 13, 1996, the Company has received total capital contributions of $89.5 million, satisfying Vitro's obligation to fund $65 million prior to January 31, 1997 and contributing $24.5 million of additional capital beyond the initially committed amount. As a result of the proposed sale of the Company described in Note 2 to the Notes to Condensed Consolidated Financial Statements above, Vitro has informed the Company that it currently intends to continue to support the Company's liquidity needs as long as Vitro believes that it is appropriate to continue the sale process.

Effective January 12, 1996, and concurrent with the Noteholder Restructuring Agreement, the Company entered into a Loan Agreement with Foothill Capital Corporation, as agent, and Congress Financial Corporation, as co-agent, to provide for a $130 million senior secured revolving credit facility (the "New Senior Credit Facility"). $80 million of proceeds from the New Senior Credit Facility were used at closing to make the mandatory prepayment of certain payments of the Senior Secured Notes originally scheduled to be made in July 1996 and July 1997 and the remaining $50 million is being used to finance working capital and other general corporate requirements. The $80 million of borrowings under the New Senior Credit Facility used to fund the mandatory prepayment of $80 million of Senior Secured Notes on January 12, 1996, is recorded as a long-term liability reflecting the refinancing that took place on January 12, 1996 and is scheduled for repayment in 1998 at the expiration of the New Senior Credit Facility. Advances outstanding at any one time are not to exceed an amount equal to the Borrowing Base, consisting of accounts receivable and finished product inventory, as defined in the New Senior Credit Facility. At August 13, 1996 the Company's available Borrowing Base, as defined, was $119.0 million against which $109.1 million was outstanding. Interest, at prime plus 1.125%, as defined, is payable monthly. A commitment fee of .5% of the unused portion of the New Senior Credit Facility is payable monthly. The New Senior Credit Facility expires on June 30, 1998.

The agreements relating to the Company's outstanding debt include various covenants that restrict its ability to incur additional indebtedness, sell or transfer assets, make investments, enter into transactions with or make distributions to affiliates and pay dividends or make other distributions in respect of its capital stock, as well as require it to meet various financial maintenance tests. The most restrictive financial maintenance tests are contained in the agreements covering the Company's Senior Secured Notes and the New Senior Credit Facility.
Effective with the Noteholder Restructuring Agreement, the holders of the Senior Secured Notes waived compliance with the financial maintenance covenants through January 31, 1998. However, the Company must maintain capital expenditures and net worth in amounts not less than that defined in the Noteholder Restructuring Agreement.

     RESULTS OF OPERATIONS

The loss from operations for the quarter ended June 30, 1996 was $3.2 million compared to income from operations of $12.8 million for the same period of 1995. The net loss recorded in the 1996 second quarter was $17.3 million compared to a net loss of $2.4 million for 1995.

The loss from operations for the six months ended June 30, 1996 was $64.7 million compared to income from operations of $6.1 million for the same period of 1995. The net loss recorded in the first half of the year was $96.4 million compared to a net loss of $23.9 million for 1995. Included in the 1996 and 1995 results were first quarter charges of $50.0 million and $10.3 million, respectively, for the Company's 1996 and 1995 restructuring programs.

The Company's year to date operating results continue to be negatively impacted by industry-wide volume declines. Net sales for the first six months of 1996 decreased 14.6% compared with 1995, on a volume decline of approximately 9.5%, primarily in the iced tea, soft drink and beer markets. The softness in overall industry volume shipments has led to severe competitive pricing pressures, negatively impacting operating margins. In accordance with its restructuring plans, the Company closed its Cliffwood, New Jersey plant in January 1996, and closed its Waukegan, Illinois, Los Angeles, California and Keyser, West Virginia plants in 1995.

In June 1996, the Company and The Stroh Brewery Company ("Stroh") entered into a fifteen year exclusive supply agreement. This agreement creates a long-term strategic alliance through which the Company will provide glass containers to each of Stroh's 10 breweries and one beverage manufacturing facility. Production will be phased in as existing supplier contracts with Stroh expire, with the ultimate intention for the Company to become the sole supplier to Stroh. The agreement provides for automatic 2-year extensions at the end of the initial fifteen year term.

As a result of the current highly competitive environment, the Company was informed in late 1995 by its largest customer, Anheuser-Busch, which accounted for approximately 24% of the Company's sales in 1995, that the Company's 1996 volume allocation would be reduced by approximately 50%. Such a reduction has negatively impacted the Company's 1996 total volume. However, the Company has replaced a portion of this volume with new business.

   NET SALES

Net sales for the second quarter of 1996 were $228.0 million, a decrease of 10.5% compared to $254.7 million for the comparable period of 1995. Net sales for the six months ended June 30, 1996 were $428.9 million compared to $502.3 million for 1995. The decrease in net sales principally reflects the softening in 1996 of the year-to-year demand for glass containers in the iced tea, soft drink and beer segments. The softness in demand has resulted in increased competition for market share and lower pricing trends. In addition, as described above, Anheuser-Busch has significantly reduced its purchases from the Company.

  COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 97.0% and 98.6%, respectively, for the three and six months ended June 30, 1996 compared to 90.3% and 92.1%, respectively, for the corresponding periods of 1995. This increase principally reflects the impact of reduced shipping volumes and lower pricing trends, as described above. Partially offsetting this increase is the impact of the Company's strategic initiatives and cost savings derived from the Company's restructuring plan and re-engineering program.

   SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses declined $2.9 million, or 12.3%, in the six months ended June 30, 1996 compared to the comparable period of 1995. This decrease principally reflects lower personnel and fringe benefit costs as a result of headcount reductions associated with the Company's re-engineering and cost reduction programs.

   RESTRUCTURING AND OTHER CHARGES

In January 1996, formal plans were approved to further restructure certain of the Company's operations to respond to the continued decline in the industry sales volume combined with the loss of a significant portion of the business of the Company's largest customer. A restructuring charge of approximately $50.0 million has been recorded in the 1996 first quarter Statement of Operations for the closure of the Cliffwood, New Jersey plant and other restructuring obligations.

   INTEREST EXPENSE, NET

Interest expense was $29.1 million compared to $28.6 million for the six months ended June 30, 1996 and 1995, respectively.

     IMPACT OF INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases in the form of increased sales prices, is dependent upon market conditions. While the general level of inflation in the domestic economy has been at relatively low levels since the Company's formation in 1983, the Company has generally been unable, since the end of 1991, to fully pass on inflationary cost increases as a result of competitive pricing pressures, which has negatively impacted the Company's operating results.

     SEASONALITY

Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is typically highest in the second and third quarters. Consequently, the Company historically builds inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. However, in the second quarter of 1995 and 1996 and the third quarter of 1995, industry shipments declined significantly, resulting in lower net sales and increased inventory levels, as compared to normal seasonal levels. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters, with the most significant impact typically occurring in the first quarter.

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


                                  ANCHOR GLASS CONTAINER CORPORATION

Date:  August 13, 1996            /s/ Mark A. Kirk
                                  -----------------------------------
                                  Mark A. Kirk, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer and Duly
                                  Authorized Officer)