Form 10-Q
period 1996-09-30
ANCHOR GLASS CONTAINER CORP
filed 1996-11-22
CIK 66032

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1996


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       ANCHOR GLASS CONTAINER CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                          22-2452609
-------------------------------      ----------           ------------------
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


                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .
    -----     -----

Number of shares of common stock, $.10 par value, outstanding at November 21, 1996: 1 share (owned by parent - Container Holdings Corp., a Delaware corporation and a direct subsidiary of Vitro, Sociedad Anonima). All voting stock of the Registrant is held by an affiliate of the Registrant.

                                   1 of 18

                       ANCHOR GLASS CONTAINER CORPORATION
                         (DEBTOR-IN-POSSESSION-NOTE 2)


                                   FORM 10-Q


                    For the Quarter Ended September 30, 1996



                                    INDEX


                                                                       Page No.
                                                                       --------

      PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements:

           Independent Accountants' Report                                3

           Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 1996 and 1995      5

           Condensed Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995                     6

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995                7

           Notes to Condensed Consolidated Financial Statements           8

           Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                      13


      PART II - OTHER INFORMATION                                        17

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Anchor Glass Container Corporation
Tampa, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Anchor Glass Container Corporation and subsidiaries (Debtor-in-Possession) (the "Company") as of September 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such condensed consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the condensed consolidated financial statements, certain conditions including the potential sale of substantially all of the Company's assets, continuing unfavorable operating results and liquidity needs of the Company raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 3 to the condensed consolidated financial statements.

Based on our review, because of the possible material effects of the uncertainties discussed in the two preceding paragraphs, we do not express any form of assurance on the accompanying condensed consolidated financial statements.

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



Deloitte & Touche LLP
Tampa, Florida
November 21, 1996

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                       ANCHOR GLASS CONTAINER CORPORATION
                         (DEBTOR-IN-POSSESSION-NOTE 2)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




--------------------------------------------------------------------------------
                                         Nine Months Ended   Three Months Ended
                                           September 30,        September 30,
                                         -----------------   ------------------
                                         1996         1995   1996          1995
--------------------------------------------------------------------------------
 Net sales                             $ 640,049  $ 750,978 $ 211,128 $ 248,693

 Costs and expenses:
  Cost of products sold                  636,917    696,147   213,943   233,746
  Selling and administrative expenses     30,736     34,867    10,122    11,361
  Restructuring charges                   49,973     10,267         -         -

 Income (loss) from operations           (77,579)     9,697   (12,937)    3,586

 Reorganization expenses                  (1,576)         -    (1,576)        -

 Other income (expense), net              (3,379)       341    (3,007)    1,777

 Interest expense                        (42,160)   (42,461)  (13,053)  (13,858)
                                       ---------  --------- --------- ---------

 Loss before income taxes and
   extraordinary item                   (124,692)   (32,423)  (30,573)   (8,495)

 Income taxes                              1,825         -     1,825         -
                                       ---------  --------- --------- ---------
 Loss before extraordinary item         (126,517)   (32,423)  (32,398)   (8,495)

 Extraordinary item - write-off
  of deferred financing fees              (2,336)        -         -        -
                                       ---------  --------- --------- ---------

 Net loss                              $(128,853) $ (32,423)$ (32,398)$  (8,495)
                                       =========  ========= ========= =========

--------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                         (DEBTOR-IN-POSSESSION-NOTE 2)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                       1996             1995
                                                    (Unaudited)
--------------------------------------------------------------------------------
ASSETS
------
Current assets:
  Cash and equivalents                              $    4,343      $   18,315
  Accounts receivable, net                              85,130          40,965
  Inventories:
    Raw materials and manufacturing supplies            35,523          39,036
    Semi-finished and finished products                131,004         141,538
Other current assets                                    18,179          14,982
                                                    ----------      ----------
      Total current assets                             274,179         254,836

Property, plant and equipment, net                     343,084         398,847
Other assets                                            55,604          38,742
Intangible pension asset                                21,773          21,773
Deferred taxes                                               -           2,367
Investment in joint venture                             40,249          20,631
Excess of cost over fair value of net assets
      acquired                                         460,712         471,152
                                                    ----------      ----------
                                                    $1,195,601      $1,208,348
                                                    ==========      ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Current liabilities:
  DIP Facility/Credit Facility advances             $  113,312      $    3,000
  Current maturities of long-term debt                       -           1,770
  Accounts payable                                      12,721          74,120
  Accrued expenses                                      19,608          32,648
  Accrued interest                                         979          11,246
  Accrued compensation and employee benefits            27,204          55,869
                                                    ----------      ----------
      Total current liabilities                        173,824         178,653

 Other long-term liabilities                            35,459         552,680
 Prepetition liabilities
  not subject to compromise                            158,683          68,260
 Prepetition liabilities
  subject to compromise                                574,401         119,152
                                                    ----------      ----------
      Total liabilities                                942,367         918,745

 Commitments and contingencies                               -               -

 Stockholder's equity:
  Common stock - $.10 par value                              -               -
  Capital in excess of par value                       576,300         483,816
  Accumulated deficit                                 (296,226)       (167,373)
  Amount related to minimum pension liability          (26,840)        (26,840)
                                                    ----------      ----------
      Total stockholder's equity                       253,234         289,603
                                                    ----------      ----------
                                                    $1,195,601      $1,208,348
                                                    ==========      ==========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                         (DEBTOR-IN POSSESSION-NOTE 2)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------
                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1996            1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
Loss before extraordinary item                    $(126,517)      $ (32,423)
Adjustments to reconcile loss before
   extraordinary item to net cash used in
   operating activities:
     Deferred taxes                                   1,825
     Restructuring charges                           49,973          10,267
     Depreciation and amortization                   75,239          77,379
     Other                                              882             488
     Decrease in cash resulting
       from changes in assets and liabilities       (60,148)        (59,803)
                                                  ---------       ---------
                                                    (58,746)         (4,092)

-------------------------------------------------------------------------------
Cash flows from investing activities:
 Expenditures for property, plant
   and equipment                                    (36,144)        (51,555)
 Investment in joint venture                        (22,210)         (5,094)
 Proceeds from sales of property, plant and
   equipment                                         11,776          48,375
 Other                                              (10,438)         (5,507)
                                                  ---------       ---------
                                                    (57,016)        (13,781)

-------------------------------------------------------------------------------
Cash flows from financing activities:
 Capital contribution from Vitro, S.A.               92,484          50,000
 Net draws (repayments) on DIP/Credit Facility       30,313         (30,000)
 Principal payments on long-term debt               (92,126)           (239)
 Proceeds from issuance of long-term debt            80,000               -
 Other                                               (8,881)           (437)
                                                  ---------       ---------
                                                    101,790          19,324

-------------------------------------------------------------------------------
Cash and equivalents:
 Increase (decrease) in net cash position           (13,972)          1,451
 Balance, beginning of year                          18,315          14,187
                                                  ---------       ---------
 Balance, end of period                           $   4,343       $  15,638
                                                  =========       =========

-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Interest payments, net                           $  44,860       $  35,215
                                                  =========       =========
 Income tax payments (refunds), net               $    (170)      $     (90)
                                                  =========       =========

-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                       ANCHOR GLASS CONTAINER CORPORATION
                         (DEBTOR-IN-POSSESSION-NOTE 2)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


NOTE 1 - MANAGEMENT'S RESPONSIBILITY


The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Under the reorganization and anticipated sale of assets discussed in Notes 2 and 3 below, the Company will sell or otherwise realize assets, and liquidate or settle liabilities, for amounts substantially less than those reflected in the condensed consolidated financial statements. Due to the pervasive nature of the uncertainties regarding the ultimate outcome of the reorganization, which may include the sale of substantially all of the Company's assets as discussed in Notes 2 and 3, the Company cannot reasonably estimate the related impairment to the reported assets and the amount of liabilities as of November 21, 1996. Therefore, the amounts reported in the condensed consolidated financial statements do not give effect to the adjustments to the carrying value of assets or amounts and classifications of liabilities that will be necessary pursuant to a plan of reorganization and sale of substantially all of the Company's assets.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Consolidated Financial Statements of Anchor Glass Container Corporation (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and information contained in the filings on Form 8-K listed herein in Item 6. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.


NOTE 2 - BANKRUPTCY PROCEEDINGS


The Company incurred a loss of $128,853 for the nine months ending September 30, 1996 and has an accumulated deficit of $296,226 at September 30, 1996. As a result of the continued decline in the Company's results of operations from the effect of the highly competitive glass container market and the Company's high debt level, on September 13, 1996 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 30, 1996, Anchor Recycling Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition to reorganize under Chapter 11 in the same court. The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as a debtor-in-possession under the supervision of the Bankruptcy Court. The Company concluded that the Chapter 11 filing was necessary in order to preserve the value of its assets and to ensure that the business has sufficient cash resources to continue operations while it completed the sale of the business discussed in Note 3.


Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company has received authorization, pursuant to first day orders, to pay certain claims related to wages, salaries, vacation, sick pay and other claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval, and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings.


On September 26, 1996 the United States Trustee appointed a single unsecured creditors' committee (the "Creditors Committee"). The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of the Company's plan of reorganization. The Creditors' Committee has retained the firm of Wachtell, Lipton, Rosen & Katz as its counsel and Smith Barney Inc. as financial advisors.


The Company has obtained debtor-in-possession ("DIP") financing from Foothill Capital Corporation, as agent and Congress Financial Corporation, as co-agent, (the "Lender Group") which provides for a $130,000 DIP Credit Facility (the "DIP Facility"), which was approved by the Bankruptcy Court on November 15, 1996. The DIP Facility, which expires September 30, 1997, provides up to $130,000 under a borrowing base formula, less prepetition advances under the Company's then existing New Senior Credit Facility (the "Prepetition Credit Facility") with the Lender Group, on terms substantially the same as the Prepetition Credit Facility.


The DIP Facility and prepetition secured claims are collateralized by substantially all of the assets of the Company including accounts receivable, inventories and property, plant and equipment. The Company has continued to accrue interest on its prepetition secured debt obligations. Because of the Chapter 11 filing, there has been no accrual of interest on prepetition unsecured debt subsequent to the Petition Date.


Without the timely completion of the sale of the Company's assets discussed in
Note 3 the factors described above raise substantial doubt about the ability of the Company to continue as a going concern and there can be no assurance that the Company can continue to generate sufficient cash flow to maintain operations. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ASSET PURCHASE AGREEMENT

On October 4, 1996, the Company entered into an asset purchase agreement (the "Agreement") with Ball-Foster Glass Container Co. L.L.C., ("Ball-Foster") a limited liability company organized under the laws of the State of Delaware. Pursuant to the Agreement, Ball-Foster will acquire substantially all of the assets of the Company for $365 million in cash at closing, subject to adjustment, which may be substantial, as set forth in the Agreement. In addition, Ball-Foster will assume specified liabilities of the Company.
Payment of the purchase price is guaranteed by Saint-Gobain Corporation, parent company of Ball-Foster. Closing under the Agreement is subject to several conditions, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act, approval by the United States Bankruptcy Court for the State of Delaware as a sale free and clear of liens, and a closing prior to December 31, 1996. On November 13, 1996 filings under Hart-Scott-Rodino were made with the Federal Trade Commission and the Department of Justice with requests for early termination of the 30 day waiting period.


Also on October 4, 1996, the Company filed a motion with the Bankruptcy Court seeking an order (i) authorizing the sale to Ball-Foster, subject to higher and better bids, of substantially all of the Company's assets free and clear of certain liens, claims and encumbrances and (ii) authorizing assumption and assignment of certain unexpired leases and executory contracts (the "Sale Motion"). The Court has entered several amended scheduling orders which establish the following timetable for the sale process. The deadline for submissions of higher and better bids is December 2, 1996 at 3:00 pm Eastern Standard Time. If other bids are submitted, an auction will be held on December 4, 1996 at the offices of Stroock & Stroock & Lavan, counsel to the Company. The sale hearing itself is scheduled for December 9, 1996 at 3:00 pm. Other adjourned dates have been set for certain objections to the sale and responses to objections. A number of objections have been filed in connection with the Sale Motion, some of which assert that the sale cannot proceed without the consent of the objecting parties, notably Owens-Brockway Glass Container, Inc., a party to a technology license agreement with the Company and Coors Brewing Company, a customer and joint venture partner with the Company in the Rocky Mountain Bottle Company joint venture. Another party claiming to be a potential bidder for the assets of the Company, Consumers Packaging, Inc. ("Consumers"), has filed an objection alleging that the Ball-Foster deal cannot be consummated. To date, Consumers has not submitted a bid to the Company.


Based on the pervasive nature of the uncertainties that exist around the ultimate resolution of the bankruptcy proceedings discussed in Note 2, which may include the sale of the Company's assets, management can not determine the extent to which the Company's assets have been impaired. Accordingly, no provision for loss has been reflected in the accompanying condensed consolidated financial statements for asset impairment.

The Company is actively engaged, together with its Creditors' Committee, Ball-Foster and other interested parties, in reviewing the objections filed and negotiating with the significant objectors in an effort to consensually resolve all objections. The Company believes all interested parties are working to resolve objections and meet the deadline of a year-end closing as set forth in the Agreement. However, there can be no assurance that such objections will be resolved or that certain conditions to closing will be satisfied or waived.


NOTE 4 - INCOME TAXES

As a result of continuing losses, management has determined it was no longer more likely than not that the value of the remaining deferred tax asset would be realized. As a result, the Company recorded an additional valuation allowance of $1,825, which is reflected as a provision for income taxes in the consolidated statement of operations for the quarter ended September 30, 1996.



NOTE 5 - RESTRUCTURING AND OTHER CHARGES

A summary of activity related to the Company's 1996 and 1995 restructuring plans follows:

                                                                           Amount Charged
                                                                          Against Liability
                                                        Restructuring           as of
                                                          Liability       September 30, 1996
                                                         ----------       ------------------
1996 RESTRUCTURING PLAN
-----------------------
Plant shutdown costs, including severance
  costs and pension curtailment losses                     $25,100             $13,100
  Writedown of certain manufacturing assets to
  net realizable value                                      24,900                   -


1995 RESTRUCTURING PLAN
-----------------------
Plant shutdown costs, including severance
  costs and pension curtailment losses                      39,200              33,500
Writedown of certain manufacturing assets to
  net realizable value                                      36,600              12,000
Writedown of previously shutdown
  manufacturing facilities to net realizable
  value                                                     14,000                 500

NOTE 6 - PREPETITION LIABILITIES


Prepetition liabilities subject to compromise at September 30, 1996 include the following:



           $100,000 10.25% Senior Notes                           $100,000

           $200,000  9.875% Senior Subordinated Debentures         200,000

           Insurance related liabilities                            93,189

           Pension related liabilities                              82,487

           Trade payables                                           60,946

           Other miscellaneous claims                               21,242

           Vacation and severance                                    9,628

           Accrued interest                                          6,909
                                                                  --------
                                                                  $574,401
                                                                  ========


Prepetition liabilities not subject to compromise at September 30, 1996 include the following:


             Senior Secured Notes                                 $158,025

             Accrued interest                                          658
                                                                  ========
                                                                  $158,683



Because of the Chapter 11 proceedings, there has been no accrual of interest on the $100,000 10.25% Senior Unsecured Notes or the $200,000 9.875% Senior Subordinated Notes since September 12, 1996. If accrued, interest expense would have increased $1,500 during the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   LIQUIDITY AND CAPITAL RESOURCES

As a result of the continued decline in the Company's results of operations from the effect of the highly competitive glass container market, and the Company's high debt level, on September 13, 1996 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On September 30, 1996, Anchor Recycling Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition to reorganize under Chapter 11 in the same court. The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as a debtor-in-possession under the supervision of the Bankruptcy Court. The Company concluded that the Chapter 11 filing was necessary in order to preserve the value of its assets and to ensure that the business has sufficient cash resources to continue operations while it completed the sale of the business discussed in Note 3 to the condensed consolidated financial statements.


The Company has obtained debtor-in-possession ("DIP") financing from Foothill Capital Corporation, as agent and Congress Financial Corporation, as co-agent, (the "Lender Group") to provide for a $130 million DIP Credit Facility (the "DIP Facility"), which was approved by the Bankruptcy Court on November 15, 1996. The DIP Facility, which expires September 30, 1997, provides up to $130 million under a borrowing base formula, less prepetition advances under the Company's then existing Prepetition Credit Facility with the Lender Group, on terms substantially the same as the Prepetition Credit Facility.


The Company's principal sources of liquidity through 1996 are expected to be funds derived from operations and borrowings under the DIP Facility. Advances outstanding at any one time are not to exceed an amount equal to the Borrowing Base, consisting of accounts receivable and finished product inventory, as defined in the Prepetition Credit Facility, and amended by the DIP Facility. At November 20, 1996, the Company's available borrowing base, as defined under the DIP Facility, was approximately $129.6 million against which $90.5 million was outstanding. Interest, at prime plus 1.125%, as defined, is payable monthly. A commitment fee of .5% of the unused portion of the DIP Facility is payable monthly. The DIP Facility expires September 30, 1997. However, without the timely completion of the sale process discussed in Note 3 to the condensed consolidated financial statements there can be no assurance that such sources will be sufficient to enable the Company to meet its short-term liquidity requirements. Due to the Chapter 11 filing, most vendors of the Company have demanded shorter payment terms. If the Company is unable to secure more favorable payment terms from many of these vendors or Company operations further deteriorate from, among other things, the potential future loss of volume from the Company's customers base, the Company may be unable to comply with the DIP Facility's financial covenants and its short-term cash resources may be adversely affected.

The Company's financing requirements post 1996, future capital expenditures and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court.


In the nine months ended September 30, 1996, operating activities consumed $58.7 million in cash compared to $4.1 million in the corresponding period of 1995. This increase in cash consumed reflects the increase in losses and the changes in working capital items during the periods compared.

Capital expenditures in the first nine months of 1996 were $36.1 million compared to $51.6 million in 1995. In addition, in 1996 the Company invested approximately $22.2 million in the joint venture with Coors Brewing Company ("Coors"). Capital expenditures in 1996 are expected to approximate $53 million, plus approximately $25 million related to the joint venture with Coors.

Cash flows from financing activities for the nine months ended September 30, 1996 and 1995 were $101.8 million and $19.3 million, respectively. The 1996 cash flows from financing activities principally reflects a $92.5 million capital contribution received from Vitro and borrowings under the Prepetition Credit Facility, modified by the DIP Facility.

As a result of the Company's Chapter 11 filing, the Company is in default of various covenants relating to the Company's outstanding prepetition debt. However, under Chapter 11 proceedings, litigation or actions by creditors related to these defaults are stayed. In addition, the DIP Facility requires that the Company's Borrowing Base and Availability, as defined, cannot be less than a specified amount and the outstanding Advances under the credit facility cannot be more than a specified amount as measured on a rolling four-week period throughout the term of the DIP Facility. The Company continues to be in full compliance with these covenants.

In April 1996, Vitro renewed the $20,000 letter of credit facility provided on behalf of the Company. This facility currently remains in place.

   RESULTS OF OPERATIONS

The net loss recorded in the 1996 third quarter was $32.4 million compared to a net loss of $8.5 million for 1995. The net loss recorded in the first nine months of the year was $128.8 million compared to a net loss of $32.4 million for 1995. Included in the 1996 and 1995 results were first quarter charges of $50.0 million and $10.3 million, respectively, for the Company's 1996 and 1995 restructuring programs. Excluding the effect of these items, net loss would have been $78.8 million in 1996 compared to $22.1 million for the same period of 1995.

The Company's year to date operating results continue to be negatively impacted by industry-wide volume declines. Net sales for the third quarter decreased 15.1% compared to the 1995 third quarter, on a volume decline of approximately 17.5%, primarily in the iced tea, beer, food and soft drink markets. As an example, the Company's 1996 volume allocation from its largest customer, Anheuser-Busch, (which accounted for approximately 24% of the Company's sales in 1995), has been significantly reduced. The softness in overall industry volume shipments has led to severe competitive pricing pressures, negatively impacting operating margins. In accordance with its restructuring plans, the Company closed its Cliffwood, New Jersey plant in January 1996, and closed its Waukegan, Illinois, Los Angeles, California and Keyser, West Virginia plants in 1995.

   NET SALES

Net sales for the third quarter of 1996 were $211.1 million, a decrease of 15.1% compared to $248.7 million for the comparable period of 1995. Net sales for the nine months ended September 30, 1996 were $640.0 million compared to $751.0 million for 1995. The decrease in net sales principally reflects the softening in 1996 of the year-to-year demand for glass containers in the iced tea, soft drink and beer segments. The softness in demand has resulted in increased competition for market share and lower pricing trends. In addition, as described above, Anheuser-Busch has significantly reduced its purchases from the Company.

   COST OF PRODUCTS SOLD

Cost of products sold as a percentage of net sales was 101.3% and 99.5%, respectively, for the three and nine months ended September 30, 1996 compared to 94.0% and 92.7%, respectively, for the corresponding periods of 1995. This increase principally reflects the impact of reduced shipping volumes and lower pricing trends, as described above. Partially offsetting this increase is the impact of the Company's strategic initiatives and cost savings derived from the Company's restructuring plan and re-engineering program.

   SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses declined $4.1 million, or 11.8%, in 1996 compared to 1995. This decrease principally reflects lower personnel and fringe benefit costs as a result of headcount reductions associated with the Company's re-engineering and cost reduction programs.

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

   REORGANIZATION EXPENSES

Reorganization expenses are comprised of items incurred by the Company as a result of reorganization under Chapter 11. Such items totaled $1.6 million for the three month period ended September 30, 1996 and consisted primarily of paid and accrued professional fees.


   INTEREST EXPENSE, NET

Interest expense was $42.2 million compared to $42.5 million for the nine months ended September 30, 1996 and 1995, respectively. Because of the Chapter 11 proceedings, there has been no accrual of interest on the $100,000 10.25% Senior Unsecured Notes or the $200,000 9.875% Senior Subordinated Notes since September 12, 1996. If accrued, interest expense would have increased $1,500 during the nine months ended September 30, 1996.


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

   SEASONALITY

Due principally to the seasonal nature of the brewing, iced tea and soft drink industries, in which demand is stronger during the summer months, the Company's shipment volume is typically highest in the second and third quarters. Consequently, the Company historically builds inventory during the first quarter in anticipation of seasonal demands during the second and third quarters. However, industry patterns existing over the last 18 months have altered the normal seasonal trends. In addition, the Company generally schedules shutdowns of its plants for furnace rebuilds and machine repairs in the first and fourth quarters of the year to coincide with scheduled holiday and vacation time under its labor union contracts. These shutdowns and seasonal sales patterns adversely affect profitability during the first and fourth quarters.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


           On September 13, 1996, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On September 30, 1996, Anchor Recycling Corporation, a wholly-owned subsidiary of the Company, also filed a voluntary petition to reorganize under Chapter 11 in the same court. The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as a debtor-in-possession under the supervision of the Bankruptcy Court.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


           As a result of the Company's Chapter 11 filing, the Company is in default of various covenants relating to the Company's outstanding prepetition debt. However, under Chapter 11 proceedings, litigation or actions by creditors related to these defaults are stayed.



ITEM 5.  OTHER INFORMATION


           Effective October 4, 1996, Alfonso Gomez Palacio resigned as President and Chief Executive Officer of the Company. Concurrently, James R. Malone, Chairman of the Board of Directors, assumed the role of Acting President.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       A.   EXHIBITS

                 EX-27 Financial Data Schedule (For SEC use only)

                 None


       B.   REPORTS ON FORM 8-K


           Form 8-K - dated September 13, 1996 announcing filing of Chapter 11 petition in the U.S. Bankruptcy Court and Letter of Intent with Ball-Foster Glass Container, Co. L.L.C.


           Form 8-K - dated October 4, 1996 announcing the Asset Purchase Agreement between the Company and Ball-Foster Glass Container, Co. L.L.C.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ANCHOR GLASS CONTAINER CORPORATION
                                      (Debtor-In-Possession)




Date:  November 21, 1996              /s/ Mark A. Kirk
                                      -------------------------------------
                                      Mark A. Kirk, Senior Vice President
                                      and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)